Form 10-Q
period 2022-03-31
EnergieInvesting.com Inc.
filed 2022-06-27
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  333-264132

ENERGIEINVESTING.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	85-0535158
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2210 Front Street, Unit 206

Melbourne, Florida 32901

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (321) 293-6003

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	N/A	N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2022, there were 45,992,100 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference: None.

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “EI,” “Company,” or “our Company” refers to EnergieInvesting.com, Inc. and, if applicable, our subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether resulting from new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “RISK FACTORS” included in our most recent Form S-1 Registration Statement, as amended, as filed with the United States Securities and Exchange Commission on April 5, 2022, and declared effective on May 10, 2022.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

EnergieInvesting.com, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$5,611	$24,826
Prepaid expense	3,715	1,200
Total current assets	9,326	26,026

Other assets	20,000	20,000

Total assets	$29,326	$46,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$5,973	$16,459
Accounts payable - related party	93,000	70,000
Notes payable	80,803	50,000
Total current liabilities	179,776	136,459
Total liabilities	179,776	136,459

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of March 31, 2022 and December 31, 2021	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(411,090)	(351,073)
Total stockholders’ deficit	(150,450)	(90,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,326	$46,026

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Revenue	$2,347	$1,196

Expenses
Oil & Gas production costs	4,475	5,361
Selling, general and administrative expenses	57,551	44,910
Loss from operations	(59,679)	(49,075)

Other income	587	–
Interest expense	(925)	–

Net loss	$(60,017)	$(49,075)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	45,992,100	44,000,100

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Proceeds from sale of common stock for cash	–	–	–	–	–

Net loss	–	–	–	(60,017)	(60,017)

Balance at March 31, 2022	45,992,100	$45,992	$214,648	$(411,090)	$(150,450)

Balance at December 31, 2020	44,000,100	$44,000	$117,040	$(91,423)	$69,617

Proceeds from sale of common stock for cash	1,500,000	1,500	73,500	–	75,000

Net loss	–	–	–	(49,075)	(49,075)

Balance at March 31, 2021	45,500,100	$45,500	$190,540	$(140,498)	$95,542

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flow from operating activities:
Net loss	$(60,017)	$(49,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Prepaid assets	(2,515)	(10,000)
Accounts payable and accrued liabilities	(10,486)	–
Accounts payable, related party	23,000	–
Net cash provided by (used in) operating activities	(50,018)	(59,075)

Cash flow from investing activities:
Purchase of oil and gas properties	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Proceeds from equity issuance	–	75,000
Proceeds from related party notes payable	30,803	–
Net cash provided by financing activities	30,803	75,000

NET CHANGE IN CASH	(19,215)	15,925
CASH AT BEGINNING OF PERIOD	24,826	47,176
CASH AT END OF PERIOD	$5,611	$63,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

(formerly Nowea, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Organization and Nature of Operations

Energieinvesting.com, Inc. (“the Company” or “EnergieInvesting.com”) was formed on March 18, 2020 as a Florida Corporation, under the name Nowea, Inc. The Company was renamed Energieinvesting.com on October 1, 2020. The Company acquires and develops oil and gas properties in the State of Kentucky.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, an accumulated deficit of $411,090 as of March 31, 2022 and generated negative cash flows from operations since inception. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Impact of COVID-19

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, has severely impacted the U.S. and world economies. Economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for the Company’s products and the Company’s operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; and (ii) potential disruption to the Company’s supply chain and distribution network.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2022, there were no dilutive instruments outstanding.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and short-term notes payable with related parties. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue in accordance with the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606. The Company’s revenue is typically generated from contracts to sell natural gas produced from interests in oil and gas properties owned by the Company. The Company typically elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent a single performance obligation which is satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer at the time of sale. The contract consideration in the Company’s variable price contracts are typically allocated to specific performance obligations in the contract according to the price stated in the contract. Amounts allocated in the Company’s fixed price contracts are based on the standalone selling price of those products in the context of long-term, fixed price contracts, which generally approximates the contract price. Payment is generally received one or two months after the sale has occurred.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of March 31, 2022, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 4.

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair value

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

•	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
•	Level 2 inputs consist of quoted prices for similar instruments.
•	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet for cash, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, short-term loans payable, and short-term notes payable approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 – OIL AND GAS PROPERTIES

During the period from March 18, 2020 (inception) through December 31, 2020 the Company acquired oil and gas properties consisting of 17 unproven wells across 7 mineral leases all within the state of Kentucky. The Company’s working interest in the various lease ranges from 75% to 100%. The Company performs all maintenance, pumping and related activities on the wells. During the period from March 18, 2020 (inception) through December 31, 2020, the Company capitalized $20,000 of acquisition and development costs related to these leases for the asset retirement bond purchased in the State of Kentucky, which is included in Environmental bond on the Company’s balance sheet.

In March 2021, the Company filed a lawsuit against certain working interest partners on its various wells in order to obtain their working interests based on the previous owner of the leases overselling working interests to various parties. In July 2021, the Company entered into a settlement with certain of these owners to assign their interests to the Company in exchange for dropping the lawsuit. In January 2022, the Company received a summary judgement in its favor for the remaining working interests. During the three months ended March 31, 2022, the Company received $587 as part of this settlement from one of the former working interest holders, which is included in Other Income in the Company’s statement of operations.

In May 2021, Joachim Haas, the chairman of the Board of Directors of the Company assigned to the Company his 10% overriding royalty interest in certain wells in which the Company holds existing royalty and working interests for no consideration.

NOTE 4 – RELATED PARTY TRANSACTIONS

In April 2021, U.S. Oil & Gas Royalty Trust, LLC assigned the judgement receivable to the Company in exchange for no consideration. The receivable has a full allowance recognized, based on management’s estimate of the low likelihood of collection.

In May 2021, Joachim Haas, the chairman of the Board of Directors of the Company, assigned to the Company his 10% overriding royalty interest in certain wells in which the Company holds existing royalty and working interests for no consideration.

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of March 31, 2022 and December 31, 2021 the accrued interest on the note is $2,168 and $1,243, receptively.

On March 2, 2022, the Company received a related party loan from Nexus Network FZCO, a related party for a total of $30,802. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand.

During the three months ended March 31, 2022, the Company incurred consulting fees from the Company’s CEO of $23,000. As of March 31, 2022 and December 31, 2021, the Company owed $93,000 and $70,000, respectively, to the CEO.

NOTE 5 – STOCKHOLDERS’ EQUITY

At inception, the Company was authorized to issue up to 100 shares of common stock with a par value of $0.001. In February 2021, The Company increased the authorized common shares to 1,000,000,000.

The Company issued 100 shares on March 18, 2020 to Nowea Energy, Inc., a related party through common directors. During the period ending December 31, 2020, the Company sold 44,000,000 shares of common stock to Nowea Energy, Inc. investor for cash proceeds of $440,000. The shares were issued in 2021 but are reflected as outstanding as of December 31, 2020 due to the administrative delay in issuing the shares.

During the three months ended March 31, 2021, the Company sold 1,500,000 shares of common stock to Nowea Energy, Inc. for cash proceeds of $75,000. As of March 31, 2022, there were 45,992,100 shares of common stock issued and outstanding.

NOTE 6 – CONTINGENCIES

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company’s business activities. While the ultimate outcome of the aforementioned contingencies are not determinable at this time, management believes that any liability or loss resulting therefrom will not materially affect the financial position, results of operations or cash flows of the Company.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution cleanup resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage that is customary in the industry, although the Company is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of March 31, 2022. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of EnergieInvesting.com, Inc, for the three months ended March 31, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Form S-1 Registration Statement, as amended, as filed with the United States Securities and Exchange Commission on April 5, 2022, and declared effective on May 10, 2022.

ENERGIEINVESTING.COM INC. (“ENERGIEINVESTING.COM”, the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Florida on March 18, 2020. We are in the business of oil exploration.

ENERGIEINVESTING.COM currently holds ownership in the following seventeen (17) wells:

● Madison

Total Gross Acreage: 12 Acres

Total Gross Developed Acreage: 2 Acres

Total Net Developed Acreage: 1.5 Net Acres

Total Gross Undeveloped Acreage: 10 Acres

Total Net Undeveloped Acreage: 7.5 Acres

Lease Expiration: Lease only expires when oil, gas, casing-head gas, or casing-head gasoline productions cease

Oil Well #1

5.0% Overriding Royalty Interest

75.0% Working Interest

62.6251% Net Revenue Interest

Oil Well #2

5.0% Overriding Royalty Interest

75.0% Working Interest

62.6251% Net Revenue Interest

● Kovausey

Total Gross Acreage: 363 Acres

Total Gross Developed Acreage: 3 Acres

Total Net Developed Acreage: 3 Acres

Total Gross Undeveloped Acreage: 360 Acres

Total Net Undeveloped Acreage: 360 Acres

Lease Expiration: Lease only expires when oil, gas, casing-head gas, or casing-head gasoline productions cease

Oil Well #2,

2.0% Overriding Royalty Interest

100.0% Working Interest

75.0% Net Revenue Interest

Oil Well #5,

2% Overriding Royalty Interest

100.0% Working Interest

75.0% Net Revenue Interest

Oil Well #11

2% Overriding Royalty Interest

100.0% Working Interest

75.0% Net Revenue Interest

● Ennis

Total Gross Acreage: 201 Acres

Total Gross Developed Acreage: 5 Acres

Total Net Developed Acreage: 5 Acres

Total Gross Undeveloped Acreage: 196 Acres

Total Net Undeveloped Acreage: 196 Acres

Lease Expiration: Lease only expires when oil, gas, casing-head gas, or casing-head gasoline productions cease

Oil Well #2

12.5% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

Oil Well #4

12.5% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

Oil Well #5

12.5% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

Oil Well #7

12.5% Overriding Royalty Interest

100% Working Interest

70% Net Revenue Interest

Oil Well #11

0% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

● Ritter/Whitaker

Total Gross Acreage: 130 Acres

Total Gross Developed Acreage: 2 Acres

Total Net Developed Acreage: 2 Acres

Total Gross Undeveloped Acreage: 128 Acres

Total Net Undeveloped Acreage: 128 Acres

Lease Expiration: Lease only expires when oil or gas productions cease

Oil Well #1

5% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

Oil Well #2

5% Overriding Royalty Interest

100.0% Working Interest

70.0% Net Revenue Interest

● Cody/Francis/Devries

Total Gross Acreage: 52 Acres

Total Gross Developed Acreage 2 Acres

Total Net Developed Acreage: 2 Acres

Total Gross Undeveloped Acreage: 50 Acres

Total Net Undeveloped Acreage: 50 Acres

Lease Expiration: Lease only expires when oil or gas productions cease

Oil Well #1

0.0% Overriding Royalty Interest

100.00% Working Interest

80.0% Net Revenue Interest

Oil Well #2

0.0% Overriding Royalty Interest

100.00% Working Interest

80.0% Net Revenue Interest

● Hardcastle

Total Gross Acreage: 1,025 Acres

Total Gross Developed Acreage: 3 Acres

Total Net Developed Acreage: 3 Acres

Total Gross Undeveloped Acreage: 1,022 Acres

Total Net Undeveloped Acreage: 1,022 Acres

Lease Expiration: Lease only expires when oil or gas productions cease

Oil Well #2

25% Overriding Royalty Interest

100.00% Working Interest

70.0% Net Revenue Interest

Oil Well #4

25% Overriding Royalty Interest

100% Working Interest

70.0% Net Revenue Interest

Oil Well #5

25% Overriding Royalty Interest

100.00% Working Interest

70.0% Net Revenue Interest

The Company operates these wells as a licensed operator in the State of Kentucky. These wells are located on six (6) leases located in Kentucky (the “Leases”).

Our plan is to continue to develop the above-mentioned oil wells within the next twelve (12) months and to increase the oil production by enhancement procedures. Further, our plan is to start a drilling program to drill eight (8) new wells within the coming twenty-four months.

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months as well over the next twenty-four (24) months, assuming we are able to attract sufficient debt or equity financing. We anticipate that we shall need to raise an additional $682,100 in debt or equity financing in the next twelve (12) months to meet our objectives and execute our business plan. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

	Month 1-3	Month 4-6	Month 7-9	Month 10-12	Total

Expenditures
Payroll	$37,200	$37,200	$37,200	$37,200	$148,800
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$8,000	$4,000	$2,000	$2,000	$16,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Maintenance	$3,375	$3,375	$3,375	$3,375	$13,500
Work over	$10,000	$10,000	$0	$0	$20,000
New drilling	$0	$0	$200,000	$200,000	$400,000
Promotion	$9,000	$6,000	$3,000	$3,000	$21,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000
Office Lease	$1,200	$1,200	$1,200	$1,200	$4,800

Sum	$83,275	$76,275	$261,275	$261,275	$682,100

Earnings
Sale of oil
Devries	$0	$0	$0	$0	$0
Ennis	$0	$0	$0	$0	$0
Hardcastle	$0	$0	$0	$0	$0
Kovausey	$1,600	$1,600	$1,600	$1,600	$6,400
Madison	$500	$500	$500	$500	$2,000
Ritter	$0	$0	$0	$0	$0
New well 1*			$0	$0	$0
New well 2*			$0	$0	$0
New well 3*				$0	$0
New well 4*				$0	$0
New well 5*
New well 6*
New well 7*
New well 8*

Sum	$2,100	$2,100	$2,100	$2,100	$8,400

* Since our oil wells and proposed drill sites are located on unproven reserves, we are prohibited from providing any estimates of revenue or resources.

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$37,200	$37,200	$37,200	$37,200	$148,800
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000
Office Lease	$1,200	$1,200	$1,200	$1,200	$4,800

Sum	$285,900	$285,900	$60,900	$60,900	$693,600

Earnings
Sale of oil
Devries	$0	$0	$0	$0	$0
Ennis	$0	$0	$0	$0	$0
Hardcastle	$0	$0	$0	$0	$0
Kovausey	$1,600	$1,600	$1,600	$1,600	$6,400
Madison	$500	$500	$500	$500	$2,000
Ritter	$0	$0	$0	$0	$0
New well 1*	$0	$0	$0	$0	$0
New well 2*	$0	$0	$0	$0	$0
New well 3*	$0	$0	$0	$0	$0
New well 4*	$0	$0	$0	$0	$0
New well 5*	$0	$0	$0	$0	$0
New well 6*		$0	$0	$0	$0
New well 7*		$0	$0	$0	$0
New well 8*		$0	$0	$0	$0

Sum	$2,100	$2,100	$2,100	$2,100	$8,400

* Since our oil wells and proposed drill sites are located on unproven reserves, we are prohibited from providing any estimates of revenue or resources.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

The Company recognized revenue of $2,347 during the three months ended March 31, 2022 compared to $1,196 during the three months ended March 31 2021, due to higher oil prices in the current period.

Oil & Gas Production Expenses

Total oil and gas production expenses were $4,475 for the year ended December 31, 2021 as compared to $5,361 for the three months ended March 31 2021. The decrease in the current period was due to _lower legal costs associated with securing the Company’s property interests, and lower maintenance costs on the wells.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $57,551 for the three months ended March 31 2022 as compared to $44,910 for the three months ended March 31 2021. The increase is primarily due to increased costs associated with preparing for its initial public offering.

Liquidity and Capital Resources

Through March 31, 2022, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the three months ended March 31 2022 compared to the three months ended March 31 2021.

Cash Flows From Operating Activities

Net cash used in operating activities was approximately $50,018 and $59,075 for the three months ended March 31 2022 and 2021, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $30,803 for the three months ended March 31 2022 due to proceeds from a related party note payable. During the three months ended March 31 2021, the Company received $75,000 from common stock sales.

Going Concern Qualification

We have a history of losses, an accumulated deficit of $411,090 as of March 31, 2022, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2021 and 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.

(a) Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of December 31, 2020, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

As of March 31, 2022, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

(b) Revenue recognition

The Company recognizes revenue in accordance with the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606. The Company’s revenue is typically generated from contracts to sell natural gas produced from interests in oil and gas properties owned by the Company. The Company typically elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent a single performance obligation which is satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer at the time of sale. The contract consideration in the Company’s variable price contracts are typically allocated to specific performance obligations in the contract according to the price stated in the contract. Amounts allocated in the Company’s fixed price contracts are based on the standalone selling price of those products in the context of long-term, fixed price contracts, which generally approximates the contract price. Payment is generally received one or two months after the sale has occurred.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At March 31, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “Evaluation Date”). In conducting its evaluation, management considered the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

Not required for emerging growth companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued a total of 492,000 shares to forty-six (46) separate foreign shareholders and one (1) domestic shareholder pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $24,600. We issued a total of 45,500,100 shares to our founding shareholder for total proceeds of approximately $515,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energieinvesting.com, Inc.

Date:	June 27, 2022
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	June 27, 2022
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

