Form 10-Q
period 2022-06-30
EnergieInvesting.com Inc.
filed 2022-08-11
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2022, there were 45,992,100 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

EnergieInvesting.com, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$17,706	$24,826
Prepaid expense	2,647	1,200
Total current assets	20,353	26,026

Other assets	20,000	20,000

Total assets	$40,353	$46,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$9,194	$16,459
Accounts payable - related party	102,361	70,000
Notes payable	103,803	50,000
Total current liabilities	215,358	136,459
Total liabilities	215,358	136,459

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of June 30, 2022 and December 31, 2021	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(435,645)	(351,073)
Total stockholders’ deficit	(175,005)	(90,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,353	$46,026

The accompanying notes are an integral part of these unaudited financial statements.

E

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Revenue	$11,026	$3,264	$13,373	$4,460

Expenses
Oil & Gas production costs	3,875	3,564	8,350	8,925
Selling, general and administrative expenses	30,771	67,131	88,322	112,041
Loss from operations	(23,620)	(67,431)	(83,299)	(116,506)

Other income	–	–	587	–
Interest expense	(935)	–	(1,860)	–

Net loss	$(24,555)	$(67,431)	$(84,572)	$(116,506)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share – basic	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding – basic	45,992,100	45,500,100	45,992,100	44,501,938
Weighted average common shares outstanding – diluted	45,992,100	45,500,100	45,992,100	44,501,938

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Net loss	–	–	–	(60,017)	(60,017)

Balance at March 31, 2022	45,992,100	45,992	214,648	(411,090)	(150,450)

Net loss	–	–	–	(24,555)	(24,555)

Balance at June 30, 2022	45,992,100	$45,992	$214,648	$(435,645)	$(175,005)

Balance at December 31, 2020	44,000,100	$44,000	$117,040	$(91,423)	$69,617

Proceeds from sale of common stock for cash	1,500,000	1,500	73,500	–	75,000
					–
Net loss	–	–	–	(49,075)	(49,075)

Balance at March 31, 2021	45,500,100	45,500	190,540	(140,498)	95,542

Net loss	–	–	–	(67,431)	(67,431)

Balance at June 30, 2021	45,500,100	$45,500	$190,540	$(207,929)	$28,111

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flow from operating activities:
Net loss	$(84,572)	$(116,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Prepaid assets	(1,447)	8,000
Accounts payable and accrued liabilities	(7,265)	8,491
Accounts payable, related party	32,361	–
Net cash provided by (used in) operating activities	(60,923)	(100,015)

Cash flow from investing activities:
Purchase of oil and gas properties	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Proceeds from equity issuance	–	75,000
Proceeds from related party notes payable	53,803	–
Net cash provided by financing activities	53,803	75,000

NET CHANGE IN CASH	(7,120)	(25,015)
CASH AT BEGINNING OF PERIOD	24,826	47,176
CASH AT END OF PERIOD	$17,706	$22,161

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$–	$–

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses and generated negative cash flows from operations since inception. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2022, there were no dilutive instruments outstanding.

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of June 30, 2022, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs

Related Parties

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

In March 2021, the Company filed a lawsuit against certain working interest partners on its various wells in order to obtain their working interests based on the previous owner of the leases overselling working interests to various parties. In July 2021, the Company entered into a settlement with certain of these owners to assign their interests to the Company in exchange for dropping the lawsuit. In January 2022, the Company received a summary judgement in its favor for the remaining working interests. During the six months ended June 30, 2022, the Company received $587 as part of this settlement from one of the former working interest holders, which is included in Other Income in the Company’s statement of operations.

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

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of June 30, 2022 and December 31, 2021 the accrued interest on the note is $2,168 and $1,243, receptively.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand.

During the six months ended June 30, 2022, the Company incurred consulting fees from the Company’s former CEO of $23,000. As of June 30, 2022 and December 31, 2021, the Company owed $94,261 and $70,000, respectively, to the former CEO. As of June 30, 2022, the Company owes $6,000 to its current CEO and Chairman, Joachim Haas, and $2,100 to its CFO, Achim Weber.

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

During the six months ended June 30, 2021, the Company sold 1,500,000 shares of common stock to Nowea Energy, Inc. for cash proceeds of $75,000.

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

The Company is not aware of any environmental claims existing as of June 30, 2022. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of EnergieInvesting.com, Inc, for the six months ended June 30, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Form S-1 Registration Statement, as amended, as filed with the United States Securities and Exchange Commission on April 5, 2022, and declared effective on May 10, 2022.

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

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$37,200	$37,200	$37,200	$37,200	$148,800
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000
Office Lease	$1,200	$1,200	$1,200	$1,200	$4,800

Sum	$$285,900	$285,900	$60,900	$60,900	$693,600

Earnings
Sale of oil
Devries	$0	$0	$0	$0	$0
Ennis	$0	$0	$0	$0	$0
Hardcastle	$0	$0	$0	$0	$0
Kovausey	$1,600	$1,600	$1,600	$1,600	$6,400
Madison	$500	$500	$500	$500	$2,000
Ritter	$0	$0	$0	$0	$0
New well 1*	$0	$0	$0	$0	$0
New well 2*	$0	$0	$0	$0	$0
New well 3*	$0	$0	$0	$0	$0
New well 4*	$0	$0	$0	$0	$0
New well 5*	$0	$0	$0	$0	$0
New well 6*		$0	$0	$0	$0
New well 7*		$0	$0	$0	$0
New well 8*		$0	$0	$0	$0

Sum	$2,100	$2,100	$2,100	$2,100	$8,400

* Since our oil wells and proposed drill sites are located on unproven reserves, we are prohibited from providing any estimates of revenue or resources.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

The Company recognized revenue of $11,026 during the three months ended June 30, 2022 compared to $3,264 during the three months ended June 30, 2021, due to higher oil prices in the current period and increased volumes.

Oil & Gas Production Expenses

Total oil and gas production expenses were $3,875 for the three months ended June 30, 2022 as compared to $3,564 for the three months ended June 30, 2021. The increase in the current period was due to higher legal costs associated with securing the Company’s property interests, and lower maintenance costs on the wells.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $30,771 for the three months ended June 30, 2022 as compared to $67,131 for the six months ended June 30, 2021. The decrease is primarily due to the prior period containing higher costs as the Company moved towards the filing of its registration statement.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

The Company recognized revenue of $13,373 during the six months ended June 30, 2022 compared to $4,460 during the six months ended June 30, 2021, due to higher oil prices in the current period and increased volumes.

Oil & Gas Production Expenses

Total oil and gas production expenses were $8,350 for the six months ended June 30, 2022 as compared to $8,925 for the six months ended June 30, 2021. The decrease in the current period was due to lower legal costs associated with securing the Company’s property interests, and lower maintenance costs on the wells.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $88,322 for the six months ended June 30, 2022 as compared to $112,041 for the six months ended June 30, 2021. The decrease is primarily due to the prior period containing higher CEO compensation and higher professional costs as the Company moved towards the filing of its registration statement.

Liquidity and Capital Resources

Through June 30, 2022, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash Flows From Operating Activities

Net cash used in operating activities was approximately $60,923 and $100,015 for the six months ended June 30, 2022 and 2021, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $53,803 for the six months ended June 30, 2022 due to proceeds from related party note payables. During the six months ended June 30, 2021, the Company received $75,000 from common stock sales to the Company’s principal shareholder.

Going Concern Qualification

We have a history of losses, an accumulated deficit of $435,645 as of June 30, 2022, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2021 and 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

As of June 30, 2022, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At June 30, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energieinvesting.com, Inc.

Date:	August 11, 2022
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	August 11, 2022
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

