Form 10-Q
period 2022-09-30
EnergieInvesting.com Inc.
filed 2022-11-14
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-264132

ENERGIEINVESTING.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	85-0535158
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 S. Fremont Avenue

Tampa, Florida 33606

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

As of November 14, 2022, there were 45,992,100 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

EnergieInvesting.com, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$16,238	$24,826
Prepaid expense	1,580	1,200
Total current assets	17,818	26,026

Other assets	20,000	20,000

Total assets	$37,818	$46,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$17,969	$16,459
Accounts payable - related party	148,830	70,000
Notes payable	103,803	50,000
Total current liabilities	270,602	136,459
Total liabilities	270,602	136,459

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of September 30, 2022 and December 31, 2021	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(493,424)	(351,073)
Total stockholders’ deficit	(232,784)	(90,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,818	$46,026

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Revenue	$–	$1,736	$13,373	$6,196

Expenses
Oil & Gas production costs	4,452	11,271	12,802	20,196
Selling, general and administrative expenses	52,180	47,799	140,502	159,840
Loss from operations	(56,632)	(57,334)	(139,931)	(173,840)

Other income	–	–	587	–
Interest expense	(1,147)	(313)	(3,007)	(313)

Net loss	$(57,779)	$(57,647)	$(142,351)	$(174,153)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	45,992,100	45,500,100	45,992,100	44,602,074

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Net loss	–	–	–	(60,017)	(60,017)

Balance at March 31, 2022	45,992,100	45,992	214,648	(411,090)	(150,450)

Net loss	–	–	–	(24,555)	(24,555)

Balance at June 30, 2022	45,992,100	$45,992	$214,648	$(435,645)	$(175,005)

Net loss	–	–	–	(57,779)	(57,779)

Balance at September 30, 2022	45,992,100	$45,992	$214,648	$(493,424)	$(232,784)

Balance at December 31, 2020	44,000,100	$44,000	$117,040	$(91,423)	$69,617

Proceeds from sale of common stock for cash	1,500,000	1,500	73,500	–	75,000
					–
Net loss	–	–	–	(49,075)	(49,075)

Balance at March 31, 2021	45,500,100	45,500	190,540	(140,498)	95,542

Net loss	–	–	–	(67,431)	(67,431)

Balance at June 30, 2021	45,500,100	$45,500	$190,540	$(207,929)	$28,111

Net loss	–	–	–	(57,647)	(57,647)

Balance at September 30, 2021	45,500,100	$45,500	$190,540	$(265,576)	$(29,536)

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flow from operating activities:
Net loss	$(142,351)	$(174,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Prepaid assets	(380)	8,000
Accounts payable and accrued liabilities	9,187	41,098
Accounts payable, related party	71,153	–
Net cash provided by (used in) operating activities	(62,391)	(125,055)

Cash flow from investing activities:
Purchase of oil and gas properties	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Proceeds from equity issuance	–	75,000
Proceeds from related party notes payable	53,803	50,000
Net cash provided by financing activities	53,803	125,000

NET CHANGE IN CASH	(8,588)	(55)
CASH AT BEGINNING OF PERIOD	24,826	47,176
CASH AT END OF PERIOD	$16,238	$47,121

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$7,677	$–

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of September 30, 2022, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs

Related Parties

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

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of September 30, 2022 and December 31, 2021 the accrued interest on the note is $4,048 and $1,243, receptively.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand.

During the nine months ended September 30, 2022, the Company incurred consulting fees from the Company’s former CEO of $23,000. As of September 30, 2022 and December 31, 2021, the Company owed $94,261 and $70,000, respectively, to the former CEO. During the nine months ended, the Company’s CFO charged the Company a total of $31,655 for consulting services rendered and related expenses. A total of $7,677 of outstanding payables were paid by the CFO and a shareholder on behalf of the Company. As of September 30, 2022, the Company owes $9,000 to its current CEO and Chairman, Joachim Haas, $41,461 to its CFO, Achim Weber, and $4,181 to a shareholder. These balances are included in Accounts Payable, related parties on the Company’s balance sheet.

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

The Company is not aware of any environmental claims existing as of September 30, 2022. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of EnergieInvesting.com, Inc, for the nine months ended September 30, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Form S-1 Registration Statement, as amended, as filed with the United States Securities and Exchange Commission on April 5, 2022, and declared effective on May 10, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

The Company recognized revenue of $0 during the three months ended September 30, 2022 compared to $1,736 during the three months ended September 30, 2021.

Oil & Gas Production Expenses

Total oil and gas production expenses were $4,452 for the three months ended September 30, 2022 as compared to $11,271 for the three months ended September 30, 2021. The decrease in the current period was due to the prior period including higher legal and acquisition costs associated with securing the Company’s property interests.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $52,180 for the three months ended September 30, 2022 as compared to $47,799 for the three months ended September 30, 2021. The increase is primarily due to increased consulting and travel costs as the Company explores fundraising opportunities.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

The Company recognized revenue of $13,373 during the nine months ended September 30, 2022 compared to $6,196 during the nine months ended September 30, 2021, due to higher oil prices in the current period and increased volumes.

Oil & Gas Production Expenses

Total oil and gas production expenses were $12,802 for the nine months ended September 30, 2022 as compared to $20,196 for the nine months ended September 30, 2021. The decrease in the current period was due to lower legal and acquisition costs associated with securing the Company’s property interests, and lower maintenance costs on the wells.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $140,502 for the nine months ended September 30, 2022 as compared to $159,840 for the nine months ended September 30, 2021. The decrease is primarily due to the prior period containing higher CEO compensation and higher professional costs as the Company moved towards the filing of its registration statement.

Liquidity and Capital Resources

Through September 30, 2022, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cash Flows From Operating Activities

Net cash used in operating activities was approximately $62,391 and $125,055 for the nine months ended September 30, 2022 and 2021, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $53,803 for the nine months ended September 30, 2022 due to proceeds from related party note payables. During the nine months ended September 30, 2021, the Company received $75,000 from common stock sales to the Company’s principal shareholder and $50,000 from a related party note payable..

Going Concern Qualification

We have a history of losses, an accumulated deficit of $493,424 as of September 30, 2022, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2021 and 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

As of September 30, 2022, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At September 30, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Energieinvesting.com, Inc.

Date:	November 14, 2022
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	November 14, 2022
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

