Form 10-K
period 2022-12-31
EnergieInvesting.com Inc.
filed 2023-04-14
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 333-264132

ENERGIEINVESTING.COM INC.

(Exact name of registrant as specified in its charter)

Florida	85-0535158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 S. Fremont Avenue Tampa, Florida	33606
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (321) 293-6003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	N/A	N/A

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $24,600 as of June 30, 2022.

As of April 10, 2023, there were 45,992,100 shares outstanding of the registrant’s common stock, $.001 par value.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Examples of forward-looking statements include, but are not limited to:

•	the anticipated timing of the development of future products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our ability to manage our current and projected financial position and estimated cash burn rate, including our estimates regarding expenses, future revenues and capital requirements, and ultimately our ability to continue as a going concern;
•	Our ability to raise additional capital to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when we will achieve significant revenues and sustained profitability;
•	our ability to achieve significant revenues and sustained profitability;
•	changes in customer demand;
•	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
•	our ability to compete in the markets in which our websites participate;
•	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
•	our ability to continue to successfully manage our websites on a combined basis;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
•	the occurrence of hostilities, political instability or catastrophic events;
•	the coronavirus (“COVID-19”) and its potential impact on our business; and
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

Any forward-looking statement made by us in this Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

i

ii

PART I

ITEM 1. BUSINESS

Company Overview

Business Overview

ENERGIEINVESTING.COM currently holds ownership in seventeen (17) oil wells:

A description of the wells is provided below:

• Madison

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

• Kovausey

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

• Ennis

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

• Ritter/Whitaker

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

• Cody/Francis/Devries

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

• Hardcastle

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

	Month 1-3	Month 4-6	Month 7-9	Month 10-12	Total

Expenditures
Payroll	37,200	37,200	37,200	37,200	148,800
Travel	2,500	2,500	2,500	2,500	10,000
Accounting	3,000	3,000	3,000	3,000	12,000
Legal	8,000	4,000	2,000	2,000	16,000
Auditing	3,000	3,000	3,000	3,000	12,000
Oil Field
Maintenance	3,375	3,375	3,375	3,375	13,500
Work over	10,000	10,000	0	0	20,000
New drilling	0	0	200,000	200,000	400,000
Promotion	9,000	6,000	3,000	3,000	21,000
Investor Relations	6,000	6,000	6,000	6,000	24,000
Office Lease	1,200	1,200	1,200	1,200	4,800
Sum	83,275	76,275	261,275	261,275	682,100
Earnings
Sale of oil
Devries	0	0	0	0	0
Ennis*	0	0	0	0	0
Hardcastle*	0	0	0	0	0
Kovausey	1,600	1,600	1,600	1,600	6,400
Madison	500	500	500	500	2,000
Ritter*	0	0	0	0	0
New well 1**	0	0	0
New well 2**	0	0	0
New well 3**	0	0
New well 4**	0	0
New well 5**
New well 6**
New well 7**
New well 8**
Sum	2,100	2,100	2,100	2,100	8,400

*	The interests in the wells are the subject of pending litigation. While the litigation is expected to be concluded shortly, there is no guarantee that access to the accumulated oil or the revenues from the sale of the accumulated oil will be accessible and what amounts will be available to the Company during this time.
**	Since our oil wells and proposed drill sites are located on unproven reserves, we are prohibited from providing any estimates of revenue or resources.

	Month 13-15	Month 16-18	Month 19-21	Month 22-24	Total

Expenditures
Payroll	$37,200	$37,200	$37,200	$37,200	$148,800
Travel	$2,500	$2,500	$2,500	$2,500	$10,000
Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$2,000	$2,000	$2,000	$2,000	$8,000
Auditing	$3,000	$3,000	$3,000	$3,000	$12,000
Oil Field
Maintenance	$3,000	$3,000	$3,000	$3,000	$12,000
New drilling	$225,000	$225,000	$0	$0	$450,000
Promotion	$3,000	$3,000	$3,000	$3,000	$12,000
Investor Relations	$6,000	$6,000	$6,000	$6,000	$24,000
Office Lease	$1,200	$1,200	$1,200	$1,200	$4,800

Sum	$285,900	$285,900	$60,900	$60,900	$693,600

Earnings
Sale of oil
Devries*	$0	$0	$0	$0	$0
Ennis*	$0	$0	$0	$0	$0
Hardcastle*	$0	$0	$0	$0	$0
Kovausey	$1,600	$1,600	$1,600	$1,600	$6,400
Madison	$500	$500	$500	$500	$2,000
Ritter*	$0	$0	$0	$0	$0
New well 1**	$0	$0	$0	$0	$0
New well 2**	$0	$0	$0	$0	$0
New well 3**	$0	$0	$0	$0	$0
New well 4**	$0	$0	$0	$0	$0
New well 5**	$0	$0	$0	$0	$0
New well 6**		$0	$0	$0	$0
New well 7**		$0	$0	$0	$0
New well 8**		$0	$0	$0	$0

Sum	$2,100	$2,100	$2,100	$2,100	$8,400

*	The interests in the wells are the subject of pending litigation. While the litigation is expected to be concluded shortly, there is no guarantee that access to the accumulated oil or the revenues from the sale of the accumulated oil will be accessible and what amounts will be available to the Company during this time.
**	Since our oil wells and proposed drill sites are located on unproven reserves, we are prohibited from providing any estimates of revenue or resources.

Dependence on One or a Few Major Customers

We do not anticipate dependence on one or a few major customers for at least the next twelve (12) months or the foreseeable future.

Environmental Regulations

Our operations and properties are subject to extensive and changing federal, state, tribal and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation and health and safety. The recent trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue. Among other things, these laws and regulations:

•	require the acquisition of permits or other authorizations before construction, drilling and certain other activities;
•	require environmental reviews and assessments of proposed actions prior to the issuance of permits or the granting of governmental approvals;
•	limit or prohibit construction, drilling and other activities on specified lands within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

The various environmental permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

The Comprehensive Environmental, Response, Compensation, and Liability Act, or CERCLA, and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

The Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for non-compliance, as well as requirements for corrective act ions. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed.

Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990, or OPA, which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA, contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, or destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA has been used to prevent or delay drilling activities and provides for criminal penalties for willful violations of its provisions.

Other statutes that provide protection to animal and plant species and that may apply to our operations include, without limitation, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act. Although we believe that our operations are in substantial compliance with these statutes, any change in these statutes or any reclassification of a species as threatened or endangered or re-determination of the extent of “critical habit” could subject us to significant expenses to modify our operations or could force us to discontinue some operations altogether.

The National Environmental Policy Act, or NEPA, requires a thorough review of the environmental impacts of “major federal actions” and a determination of whether proposed actions on federal and certain Indian lands would result in “significant impact” on the environment. For purposes of NEPA, “major federal action” can be something as basic as issuance of a required permit. For oil and gas operations on federal and certain Indian lands or requiring federal permits, NEPA review can increase the time for obtaining approval and impose additional regulatory burdens on the natural gas and oil industry, thereby increasing our costs of doing business and our profitability.

The Clean Water Act, or CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations.

The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act, or SDWA, and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids into a well bore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been introduced in the current session of Congress.

The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide are being developed by the federal government, and may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs. Legislation targeting air emissions from hydraulic fracturing activities has been introduced in the current session of Congress and if passed may increase our costs of compliance and doing business. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

Many state governments have enacted legislation directed at controlling greenhouse gas emissions, and future state and federal legislation and regulation could impose additional restrictions or requirements in connection with our operations and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (OSHA), and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

We are subject to federal and state laws and regulations relating to preservation and protection of historical and cultural resources. Such laws include the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which require certain assessments and mitigation activities if historical or cultural resources are impacted by our activities and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements.

We do not believe that our environmental, health and safety risks are materially different from those of comparable companies in the United States in the oil and natural gas industry. Nevertheless, there can be no assurance that such environmental, health and safety laws and regulations will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our capital expenditures, financial condition and results of operations.

We have acquired, and may in the future acquire, interests in properties that have been operated in the past by others and may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties. We have not incurred, and do not currently anticipate incurring, any material capital expenditures for environmental control facilities.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Employees

Our only employees are our two (2) executive officers and our President and Director.

MANAGEMENT

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position

Joachim Haas	61	Chief Executive Officer, President & Director
Achim Weber	41	Chief Financial Officer

Joachim Haas, Age 61, CEO, President and Director

Joachim Haas is our Chief Executive Officer, President, and Director. He has served as Director and President since December 20, 2020. He has served as our Chief Executive Officer since February of 2022. From 2006 until the end of year 2021, Mr. Haas has served as a Director of Northwest Oil & Gas Ltd. (UK). Since 2012 and until the present, Mr. Haas has served as Director of Northwest Oil & Gas Trading Company, Inc., a Delaware corporation.

In 2017, Mr. Haas served as director and then in 2018 also President and Chief Executive Officer of Nowea Energy, Inc., f/k/a Northwest Oil & Gas Trading Company Inc., a Nevada Corporation. Nowea Energy, Inc. was a Section 15(d) reporting company from 2019 until it suspended its duty to file reports in September of 2020.

Mr. Haas received a BS Degree in Business Economics from Baden-Württemberg Cooperative State University, Karlsruhe, Germany. Mr. Haas does not and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Achim Weber, Age 40, Chief Financial Officer

Achim Weber is our Chief Financial Officer and has served in that capacity since September of 2021. Mr. Weber is a Certified Public Accountant and business administrator with 15 years of professional experience in US taxes and auditing. He has represented and advised medium sized European companies in the US and has been a consultant in the oil and gas industry since 2015. From November of 2018 to February of 2019 he was the Interim Commercial Director for WP Systems GmbH, a German company. From February of 2019 to today he is the Managing Director of CEBOS LLC, a Florida Limited Liability Company. Since March of 2020 to present, Mr. Weber has served as the Chief Financial Officer of Starfox Helium, Inc., a Wyoming corporation. Mr. Weber does not, and has not served as an officer or director of any other company required to file reports with the Securities and Exchange Commission.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no other significant employees other than the executive officers/directors described above.

Family Relationships

There are no familial relationships between our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the Company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company intends to ensure to the best of our ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners are complied with in a timely fashion.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this prospectus before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business

There is uncertainty regarding our ability to continue as a going concern, indicating the possibility that we may be required to curtail or discontinue our operations in the future. If we discontinue our operations, you may lose all of your investment.

We have an accumulated deficit of $530,887 as of December 31, 2022, and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

We are in an early stage of development. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We were incorporated on March 18, 2020. We are in an early stage of development and have earned limited revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. We expect to continue to incur operating losses for the foreseeable future, and such losses may be substantial. Given our history of operating losses, we cannot assure you that we will be able to achieve or maintain operating profitability on an annual or quarterly basis or at all. If we are unable to execute our business plan as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We have limited sales and marketing experience, which increases the risk that our business will fail.

Our officers, who will be responsible for marketing, have only nominal sales and marketing experience. There can be no assurance that our efforts will be successful. Further, if our initial efforts to create a market are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract customer. Our future success will depend, among other factors, upon whether our products and services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for research and development, construction, marketing, and for administrative expenses over the next twelve (12) months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

Our auditor has raised substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

We are a small company with limited resources relative to our competitors and we may not be able to compete effectively.

Our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we may be able to devote to our services. Therefore, we may not be able to compete effectively and our business may fail.

The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, Joachim Haas, our Chief Executive Officer, President, and Director, and Achim Weber, our Chief Financial Officer, who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

Our Chief Executive Officer, President, and Chief Financial Officer have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations.

Because our Chief Executive Officer, and President, Joachim Haas, and our Chief Financial Officer, Achim Weber, only devote approximately fifty percent (50%) of their full working time to operation and management of us, the implementation of our business plans may be impeded. Mr. Haas, and Mr. Weber have limited time in which to devote to our operations, which may slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Additionally, if Mr. Haas, and Mr. Weber became unable to handle their daily duties of the Chief Executive Officer, President, and Chief Financial Officer on their own, we may not be able to hire additional qualified personnel to replace them in a timely manner. If this event should occur, we may not be able to reach profitability, which might result in the loss of some or all of your investment in our common stock.

Some of our Officers reside outside the United States and initiating or maintaining a claim against them may be difficult and costly.

Our Chief Executive Officer, President, and Director, Mr. Haas as well the CFO, Mr. Weber, reside and are located outside of the United States. As a result, it may be difficult and costly for investors to initiate or maintain a claim against these individuals or obtain jurisdiction over them in the United States.

Risks related to our US operations.

Part of our strategy involves drilling in existing or emerging shale plays using available drilling and completion techniques. The results of our planned exploratory and development drilling in these plays are subject to drilling and completion technique risks and drilling results may not meet our expectations for reserves or production. As a result, we may incur material write-downs and the value of our undeveloped acreage could decline if drilling results are unsuccessful. Our current working capital, together with cash generated from anticipated production, may not be sufficient to support all planned exploration and development opportunities, our debt service obligation and our other contractual obligations.

We may not be able to successfully drill wells that produce oil or natural gas in commercially viable quantities. We cannot assure you that each well we drill will produce commercial quantities of oil and natural gas. The total cost of drilling, completing and operating a well is uncertain before drilling commences. Overruns in budgeted expenditures are a common risk that can make a particular project uneconomical. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling each well whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. Our use of seismic data is subject to interpretation and may not accurately identify the presence of natural gas and oil. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays and restrictions imposed by or resulting from compliance with regulatory requirements;
•	changes in laws and regulations applicable to oil and natural gas activities;
•	hazards resulting from unusual or unexpected geological or environmental conditions;
•	shortages of or delays in obtaining equipment and qualified personnel;
•	equipment failures or accidents;
•	adverse weather conditions;
•	reductions in oil and natural gas prices;
•	land title problems;
•	lack of available gathering facilities or delays in construction of gathering facilities;
•	unanticipated transportation costs and delays; and
•	limitations in the market for oil and natural gas.

Any of these risks can cause substantial losses, and some may entail personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. The occurrence of any of these events could negatively affect our ability to successfully drill wells that produce oil or natural gas in commercially viable quantities.

We may not adhere to our proposed drilling schedule.

Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

•	the availability and costs of drilling and service equipment and crews;
•	economic and industry conditions;
•	prevailing and anticipated prices for oil and gas;
•	the availability of sufficient capital resources;
•	the results of our exploitation efforts; and
•	our ability to obtain permits for drilling locations.

We have historically incurred losses and cannot assure investors as to future profitability.

The actual expected quantities and present value of our reserves may be lower than we have estimated. In addition, the present value of future net revenues from our reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves. Properties that we have acquired and that we may acquire in the future may not produce oil or natural gas as projected, and we may be unable to successfully determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Our business involves numerous operating hazards and exposure to significant weather and climate risks. We have not insured and cannot fully insure against all risks related to our operations, which could result in substantial claims for which we are underinsured or uninsured.

We have not insured and cannot fully insure against all risks and have not attempted to insure fully against risks where the cost of available coverage is excessive relative to the perceived risks presented. In addition, certain pollution and environmental risks generally are not insurable. Our exploration, drilling and other activities are subject to risks such as:

•	adverse weather conditions, natural disasters and other environmental disturbances;
•	fires and explosions;
•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
•	abnormally pressured formations;
•	mechanical failures of drilling equipment;
•	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and
•	acts of terrorism.

In particular, our operations in Kentucky and our possible future operations in Alabama are or will be conducted in areas subject to extreme weather conditions and often in difficult terrain. Primarily in the winter and spring, our operations are often curtailed because of cold, snow and wet conditions. Unusually severe weather could further curtail these operations, including drilling of new wells or production from existing wells, and depending on the severity of the weather, could have a material adverse effect on our business, financial condition and results of operations. In addition, weather conditions and other events could temporarily impair our ability to transport our oil and natural gas production.

We do not carry business interruption insurance coverage. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could reduce the funds available for our exploration, development and production activities and could materially and adversely affect our business, results of operations and financial condition.

Our interests are held in the form of leases that we may be unable to retain and the title to our properties may be defective.

Our properties are held under leases and working interests in leases. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay rental payments, continuous production or development, or similar terms, portions of the lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil and natural gas production and thus have a material adverse effect on our business, results of operation and financial condition.

It is our practice in acquiring interests in oil and natural gas leases not to undergo the expense of retaining lawyers to fully examine the title to the interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who actually do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil and natural gas industry.

Prior to drilling a well for oil and natural gas, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to hire a lawyer to examine the title to the unit within which the proposed oil and natural gas well is to be drilled. Frequently, as a result of such examination, curative work must be done to correct deficiencies in the marketability of the title. The work entails expense and might include obtaining an affidavit of heirship or causing an estate to be administered. The examination made by the title lawyers may reveal that the oil and natural gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and natural gas lease or leases may be lost.

Our significant inventory of undeveloped acreage and large percentage of undeveloped reserves may create additional economic risk.

Our success is largely dependent upon our ability to develop our significant inventory of future drilling locations, undeveloped acreage and undeveloped reserves. To date, the Company has not established any proven oil and gas reserves. To the extent our drilling results are not as successful as we anticipate, natural gas and oil prices decline, or sufficient funds are not available to drill these locations, we may not capture the expected or projected value of these properties. In addition, delays in the development of any reserves we do prove and establish, or increases in costs to drill and develop such reserves will reduce the value of any estimated undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.

We may be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

We periodically evaluate potential acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including:

•	recoverable reserves;
•	future oil and natural gas prices and their appropriate differentials;
•	development and operating costs
•	potential environmental and other liabilities; and
•	our ability to obtain external financing to fund the purchase price.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the properties acquired in our recent acquisitions, we are entitled to only limited indemnification for environmental liabilities.

Significant acquisitions and other strategic transactions may involve other risks, including:

•	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
•	challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business;
•	challenge of attracting and retaining personnel associated with acquired operations; and
•	failure to realize the full benefit that we expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

The process of integrating operations, including those acquired in our recent acquisitions, could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We may have difficulty managing our growth and the related demands on our resources.

We are experiencing significant growth through the expansion of our drilling program, through recent acquisitions and our further businesses.

Our growth will place a significant strain on our financial, technical, operational and administrative resources. We may experience difficulties in finding and retaining additional qualified personnel. In an effort to meet the demands of our planned activities, we may be required to supplement our staff with contract and consulting personnel until we are able to hire new employees. In addition, our management may not be able to successfully or efficiently manage our growth. As a result, we may be unable to fully execute our growth plans, including acquiring or integrating new businesses, all of which could have a material adverse effect on our growth and results of operations.

We are subject to financing and interest rate exposure risks.

Our future success depends on our ability to access capital markets and obtain financing on reasonable terms. Our ability to access financial markets and obtain financing on commercially reasonable terms in the future is dependent on a number of factors, many of which we cannot control, including changes in:

•	our credit rating;
•	interest rates;
•	the structured and commercial financial markets;
•	market perceptions of us and the oil and natural gas exploration and production industry; and
•	tax burdens due to new tax laws.

Any amounts due under our credit facility will bear interest at a variable rate. Any increases in our interest rates, or our inability to access the debt or equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations and growth prospects.

Oil and gas prices and markets are subject to volatility.

Oil and natural gas prices are volatile. A substantial or extended decline in oil prices, an expansion in the differential between market prices and the price we receive and, to a lesser extent, a decrease in natural gas prices, could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Historically, the markets for natural gas and oil have been volatile and they are likely to continue to be volatile. As with most other companies involved in resource exploration and development, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sales of oil or natural gas. Our focus on exploration activities therefore exposes us to greater risks than are generally encountered in later-stage oil and natural gas property development companies.

The economic success of any drilling project will depend on numerous factors, including:

•	our ability to drill, complete and operate wells;
•	our ability to estimate the volumes of recoverable reserves relating to individual projects;
•	rates of future production;
•	future commodity prices received; and
•	investment and operating costs and possible environmental liabilities.

Wide fluctuations in natural gas and oil prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors that are beyond our control. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

•	worldwide and domestic supplies of natural gas and oil;
•	weather conditions;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	technological advances affecting energy consumption;
•	the proximity and capacity of natural gas pipelines and other transportation facilities;
•	the price and level of foreign imports;
•	domestic and foreign governmental regulations and taxes;
•	the nature and extent of regulation relating to carbon dioxide and other greenhouse gas emissions;
•	the actions of the Organization of Petroleum Exporting Countries;
•	political instability or armed conflict in oil-producing regions; and
•	overall domestic and global economic conditions.

Volatile oil and natural gas prices make it difficult to estimate the value of producing properties in an acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. Lower oil and natural gas prices may not only decrease revenues on a per unit basis, but also may reduce the amount of oil and natural gas that can be economically produced. Lower prices will also negatively affect the value of proved reserves.

Our revenues, operating results, profitability and future rate of growth depend primarily upon the prices we receive for oil and, to a lesser extent, natural gas that we sell. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. A reduction in oil and gas prices may result in a decrease in the borrowing base or maximum credit available to us under our credit facility. In addition, we may need to record asset carrying value write-downs if prices fall. Any substantial or extended decline in the prices of or demand for oil would have a material adverse effect on our financial condition and results of operations and could adversely affect our financial position, financial results, cash flows, access to capital and ability to grow.

Conducting operations in the oil and natural gas industry subjects us to complex laws and regulations that can have a material adverse effect on the cost, manner and feasibility of doing business.

Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state, local and tribal laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state, local and tribal agencies and authorities. Our ability to obtain, sustain and renew these permits on acceptable terms and without unfavorable restrictions or conditions is subject to a change in regulations and policies and to the discretion of the applicable governmental agencies or authorities, among other factors. Our inability to obtain, or our loss of or denial of extensions of, any of these permits could limit our ability to conduct our operations as planned. In addition, we may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	water discharge and disposal permits for drilling operations;
•	drilling permits and bonds;
•	method of drilling and casing wells;
•	well stimulation processes;
•	plugging and abandoning wells and reclamation and restoration of properties;
•	reports concerning operations;
•	air quality, noise levels and related permits;
•	location and spacing of wells;
•	rights-of-way and easements;
•	unitization and pooling of properties;
•	gathering, storage, transportation and marketing of oil and natural gas;
•	habitat and endangered species protection;
•	reclamation and remediation, and environmental protection;
•	safety precautions;
•	taxation; and
•	waste transport and disposal permits and requirements.

Failure to comply with these laws may result in the suspension or termination of operations and subject us to liabilities and administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations.

Developments in the global financial system may have impacts on our liquidity and financial condition that we currently cannot predict.

Global financial markets may have a material adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets are inadequate to finance our activities at a reasonable cost of capital. There continues to be concerns over the worldwide economic outlook, geopolitical issues, the availability and costs of credit and the sovereign debt crisis have contributed to increased volatility in the global financial markets and commodity prices and diminished expectations for the global economy. We are unable to predict the duration or severity of the current economic situation or its impact on our business. As a result, our ability to access the capital markets or borrow money may be restricted or made more expensive at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Also, market conditions could have an impact on our natural gas and oil derivatives transactions if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, developments in the global financial system could lead to further reductions in the demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on our financial position, results of operations and cash flows. While the ultimate outcome and impact of the current financial situation cannot be predicted, it may have a material adverse effect on our future liquidity, results of operations and financial condition.

Our operations are subject to environmental, health and safety, and historic preservation laws and regulations that may expose us to significant costs and liabilities.

Our oil and natural gas exploration and production operations are subject to stringent and complex federal, state, local and tribal laws and regulations governing health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection, and historic preservation. These laws and regulations include, but are not limited to, the Clean Water Act, as amended by the Oil Pollution Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Safe Drinking Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the National Environmental Policy Act, the Occupational Safety and Health Act, the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements.

These laws and regulations may impose numerous obligations on us and our operations including by requiring us to obtain permits before conducting drilling or underground injection activities; restricting the types, quantities and concentration of materials that we can release into the environment; limiting or prohibiting drilling activities on certain lands lying within wilderness, wetlands and other protected areas, on lands containing protected species, or on lands containing historic, cultural, archeological or paleontological sites; subjecting us to specific health and safety requirements addressing worker protection; imposing substantial liabilities on us for pollution resulting from our operations; and requiring us to organize and report information about the hazardous materials we use in our operations to employees, state and local government authorities and local citizens. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, and their interpretation and enforcement of these laws, regulations and permits have tended to become more stringent over time. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory, remedial or monitoring obligations; and the issuance of injunctions limiting or prohibiting some or all of our operations.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations because of our handling of petroleum hydrocarbons and wastes; air emissions and wastewater discharges related to our operations; our ownership, lease or operation of real property, including acquired properties; and historical industry operations and waste disposal practices.

Under certain environmental laws and regulations, we could be subject to strict, joint and several liability for the removal or remediation of contamination at properties we currently own, lease or operate or have owned, leased or operated in the past. These laws often impose liability even if the owner, lessee or operator was not responsible for the contamination, or the contamination resulted from actions taken in compliance with all applicable laws in effect at the time. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may bring claims against us for property damage or personal injury, including as a result of exposure to hazardous materials, or to enforce compliance with, or seek damages under, applicable environmental laws and regulations. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our financial condition or results of operations.

Changes in environmental laws and regulations occur frequently, and such changes could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. We may not be able to recover some or any of these costs from insurance.

Changes in tax laws may impair our results of operations.

The administration’s proposed budget includes numerous proposed tax changes. Among the changes contained in the budget proposal is the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. These changes include, but are not limited to

(i)	the repeal of the percentage depletion allowance for oil and gas properties,
(ii)	the elimination of current deductions for intangible drilling and development costs,
(iii)	the elimination of the deduction for certain U.S. production activities,
(iv)	the repeal of the exception to the passive loss exception limitation to the limitation for working interests in oil and gas properties, and
(v)	an extension increase of the amortization period for certain geological and geophysical expenditures, and
(vi)	the establishment of certain new fees.

The Close Big Oil Tax Loopholes Act, which was introduced in the U.S. Senate in May 2011, and reintroduced in 2017 includes many of the same proposals but is limited to taxpayers with annual gross revenues in excess of $100 million (2011 draft) or in excess of $1 billion (2017 draft). It is not possible at this time to predict how legislation or new regulations that may be adopted to address these proposals would impact our business, but any such future laws and regulations could adversely affect the amount of our taxable income or loss.

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, Congress has considered legislation that could establish a cap and trade system for restricting greenhouse gas emissions in the United States. The ultimate outcome of this federal legislative initiative remains uncertain.

In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

The oil and natural gas industry is subject to significant competition, which may adversely affect our ability to compete.

Our operations and properties are subject to extensive and changing federal, state, tribal and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation and health and safety. The recent trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue.

Among other things, these laws and regulations:

•	require the acquisition of permits or other authorizations before construction, drilling and certain other activities;
•	require environmental reviews and assessments of proposed actions prior to the issuance of permits or the granting of governmental approvals;
•	limit or prohibit construction, drilling and other activities on specified lands within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

The various environmental permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

The Comprehensive Environmental, Response, Compensation, and Liability Act, or CERCLA, and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

The Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for non-compliance, as well as requirements for corrective act ions. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed.

Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990, or OPA, which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA, contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, or destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA has been used to prevent or delay drilling activities and provides for criminal penalties for willful violations of its provisions.

Other statutes that provide protection to animal and plant species and that may apply to our operations include, without limitation, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act. Although we believe that our operations are in substantial compliance with these statutes, any change in these statutes or any reclassification of a species as threatened or endangered or re-determination of the extent of “critical habit” could subject us to significant expenses to modify our operations or could force us to discontinue some operations altogether.

The National Environmental Policy Act, or NEPA, requires a thorough review of the environmental impacts of “major federal actions” and a determination of whether proposed actions on federal and certain Indian lands would result in “significant impact” on the environment. For purposes of NEPA, “major federal action” can be something as basic as issuance of a required permit. For oil and gas operations on federal and certain Indian lands or requiring federal permits, NEPA review can increase the time for obtaining approval and impose additional regulatory burdens on the natural gas and oil industry, thereby increasing our costs of doing business and our profitability.

The Clean Water Act, or CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations.

The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act, or SDWA, and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids into a well bore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, has been introduced in the current session of Congress.

The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business. It is also possible that our drilling and injection operations could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide are being developed by the federal government, and may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs. Legislation targeting air emissions from hydraulic fracturing activities has been introduced in the current session of Congress and if passed may increase our costs of compliance and doing business. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

Many state governments have enacted legislation directed at controlling greenhouse gas emissions, and future state and federal legislation and regulation could impose additional restrictions or requirements in connection with our operations and favor use of alternative energy sources, which could increase operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, as amended (OSHA), and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

We are subject to federal and state laws and regulations relating to preservation and protection of historical and cultural resources. Such laws include the National Historic Preservation Act, the Native American Graves Protection and Repatriation Act, Archaeological Resources Protection Act, and the Paleontological Resources Preservation Act, and their state counterparts and similar statutes, which require certain assessments and mitigation activities if historical or cultural resources are impacted by our activities and provide for civil, criminal and administrative penalties and other sanctions for violation of their requirements.

We do not believe that our environmental, health and safety risks are materially different from those of comparable companies in the United States in the oil and natural gas industry. Nevertheless, there can be no assurance that such environmental, health and safety laws and regulations will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our capital expenditures, financial condition and results of operations.

We have acquired, and may in the future acquire, interests in properties that have been operated in the past by others and may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties. We have not incurred, and do not currently anticipate incurring, any material capital expenditures for environmental control facilities.

Risks Relating to Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop or be sustained after this Offering. After the effective date of the registration statement of which this prospectus is a part, we intend to identify a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the Over-the-Counter Bulletin Board. We must satisfy certain criteria in order for our application to be accepted. We may never be approved for trading on any exchange. We do not currently have a market maker willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the Over-the-Counter Bulletin Board or if a public trading market does not develop, purchasers of the common stock in this Offering may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

If we do not file a Registration Statement on Form 8-A to become a mandatory reporting company under Section 12(g) of the Securities Exchange Act of 1934, we will continue as a reporting company and will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

As a result of the Company’s Offering as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange. We intend voluntarily to file a registration statement on Form 8-A which will subject us to all of the reporting requirements of the 1934 Act. This will require us to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We are not required under Section 12(g) or otherwise to become a mandatory 1934 Act filer unless we have more than 500 shareholders and total assets of more than $10 million on February 10, 2022. If we do not file a registration statement on Form 8-A, we will continue as a reporting company and will not be subject to the proxy statement requirements of the 1934 Act, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC on their stock ownership and stock trading activity.

Because we will be subject to “penny stock” rules if our shares are quoted on the Over-the-Counter Bulletin Board, the level of trading activity in our stock may be reduced. Further, the status of our stock as a penny stock is not tied to being quoted on the OTCBB.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Our stock is a penny stock and its status as a penny stock is not tied to being quoted on the OTCBB. The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules,. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this prospectus.

If you purchase shares of our common stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Nowea Energy Inc. beneficially owns approximately 99% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Nowea Energy Inc., which owns 45,500,100 shares of our common stock, acting alone, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. Moreover, such concentration of our common stock in Ms. Cheung could create potential or actual conflicts of interests detrimental to our stockholders and have a negative impact on our ability to maintain effective internal controls.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board following this Offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of significant contracts and achievement of milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any; and

•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

The stock market has experienced extreme price and volume fluctuations and if we face a class action suit due to the volatility of the price of our common stock, regardless of the outcome, such litigation may have an adverse impact on our financial condition and business operations.

The market price of the securities offered herein, if any, may decline below the initial public offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management’s attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

Because we do not intend to pay any dividends on our common stock; holders of our common stock must rely on stock appreciation for any return on their investment.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

Any future additional issuances of our common stock may result in immediate dilution to existing shareholders.

We are authorized to issue up to 1,000,000,000 shares of common stock, of which 45,992,100 shares are issued and outstanding as of the date of this filing. Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. Any future additional issuances of our common stock will result in immediate dilution to our existing shareholders’ interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of Directors independence, audit committee oversight, and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures, and since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The outbreak of COVID-19, or a similar pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, could have a material adverse impact on our business, financial condition and results of operations, including the use and sufficiency of our existing cash.

The outbreak of COVID-19 evolved into a global pandemic. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including the delta variant, and the actions to contain the virus or treat its impact, among others. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. We currently utilize third parties to, among other things, supply parts for and maintain our oil and gas equipment, and, in the future, intend to utilize third parties to drill additional wells. If either we or any third-party parties in the supply chain for materials used in our operations are adversely impacted by restrictions resulting from the COVID-19 pandemic, our supply chain may be disrupted, limiting our ability to pump oil and drill new wells.

It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our oil and gas operations resulting from such disruptions could materially affect our current and future operations. Any delays to our current and planned timelines could also impact the use and sufficiency of our existing cash reserves, and we may be required to raise additional capital earlier than we had previously planned. We may be unable to raise additional capital if and when needed, which may result in further delays or suspension of our development plans. If we are able to raise additional capital, challenging and uncertain economic conditions can make capital raising costly and dilutive.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets. In addition, a recession, depression or other sustained adverse market event resulting from the global effort to control COVID-19 infections could materially and adversely affect our business and the value of our common stock.

The COVID-19 pandemic and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. We do not yet know the full extent of potential delays or impacts on our business, our oil and gas operations or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property or facilities. We lease office space in Melbourne, Florida for $400.00 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public market for our common stock.

After the effective date of the registration statement of which this prospectus is a part, we intend to seek a market maker to file an application with the Financial Industry Regulatory Authority, Inc., or FINRA, to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker who is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

Stockholders

As of April 10, 2023, there were 48 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

DESCRIPTION OF OUR BUSINESS

Overview

Company Summary

ENERGIEINVESTING.COM INC. (“ENERGIEINVESTING.COM”, the “Company” “we” or “us”) is a development stage company. We were incorporated under the laws of the state of Florida on March 18, 2020. We are in the business of oil and gas exploration and operation.

During the period from March 18, 2020 (inception) through December 31, 2021 the Company acquired oil and gas properties consisting of 17 wells across 6 leases all within the state of Kentucky. The Company’s working interest in the various lease ranges from 75% to 100%. The Company performs all maintenance, pumping and related activities on the wells.

During the period from March 18, 2020 (inception) through December 31, 2021, the Company capitalized $20,000 of acquisition and development costs related to these leases, related to the asset retirement bond purchased in the State of Kentucky.

There is little oil production from the 17 wells located at our leases. The wells currently show a production of approximately 30 to 60BBLS of oil per month per well.

As of March 31, 2023, we currently hold ownership in the following seventeen (17) wells:

We have a total of 17 gross wells and 16 ½ net wells.

A description of the wells is provided below:

• Madison

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

• Kovausey

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

• Ennis

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

• Ritter/Whitaker

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

• Cody/Francis/Devries

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

• Hardcastle

Total Gross Acreage: 1,025 Acres

Total Gross Developed Acreage: 3 Acres

Total Net Developed Acreage: 3 Acres

Total Gross Undeveloped Acreage: 1,022 Acres

Total Net Undeveloped Acreage: 1,022 Acres

Lease Expiration: Lease only expires when oil or gas productions cease

Oil Well #2

25% Overriding Royalty Interest

100.00% Working Interest

70.0% Net Revenue Interest

Oil Well #4

25% Overriding Royalty Interest

100% Working Interest

70.0% Net Revenue Interest

Oil Well #5

25% Overriding Royalty Interest

100.00% Working Interest

70.0% Net Revenue Interest

We are a development stage company that has generated no net revenues and has had limited operations to date. At December 31, 2022, the Company has had limited revenues, has a working capital deficit of $279,747 and has an accumulated deficit of $530,887. As of December 31, 2022, we had $11,621 in current assets and current liabilities of $291,368. Through December 31, 2022, we have issued an aggregate of 45,992,100 shares of our common stock since our inception We issued 100 shares of our common stock to the founding shareholder for services in connection with the formation and organization of the Company and sold the same founding shareholder 44,000,000 shares of common stock for total cash proceeds of $440,000. We issued a total of 492,000 shares of our common stock to forty-six (46) separate foreign shareholders and one (1) domestic shareholder through March 31, 2022, pursuant to a private placement of our common stock exempt from registration under Regulation S of the Securities Act of 1933, for total proceeds of approximately $24,600. Except for acquisition of the seventeen (17) wells described above, since our inception we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

The Company recognized revenue of $29,471 during the year ended December 31, 2022 compared to $8,518 during the year ended December 31, 2021 due to higher oil prices in the current period and increased volumes.

Oil & Gas Production Expenses

Total oil and gas production expenses were $17,378 for the year ended December 31, 2022 as compared to $23,571 for the year ended December 31, 2021. The decrease in the current period was due to the prior period including higher legal and acquisition costs associated with securing the Company’s property interests, and lower maintenance costs on the wells.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $187,862 for the year ended December 31, 2022 as compared to $243,354 for the year ended December 31, 2021. The decrease is primarily due to the prior period containing higher CEO compensation and higher professional costs as the Company moved towards the filing of its registration statement.

Liquidity and Capital Resources

Through December 31, 2022, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cash Flows From Operating Activities

Net cash used in operating activities was $77,500 and $171,950 for the year ended December 31, 2022 and 2021, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $63,783 for the year ended December 31, 2022 due to proceeds from related party note payables. During the year ended December 31, 2021, the Company received $99,600 from common stock sales to the Company’s principal shareholder and $50,000 from a related party note payable..

Going Concern Qualification

We have a history of losses, an accumulated deficit of $530,887 as of December 31, 2022, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the year ended December 31, 2022 and 2021. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

(a) Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of December 31, 2022, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

As of December 31, 2022, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

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

Capital Resources

We had no material commitments for capital expenditures as of December 31, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of EnergieInvesting.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of EnergieInvesting.com, Inc. (the "Company") as of December 31, 2022 and 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

April 14, 2023

EnergieInvesting.com, Inc.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$11,109	$24,826
Prepaid expense	512	1,200
Total current assets	11,621	26,026

Other assets	20,000	20,000

Total assets	$31,621	$46,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$30,755	$16,459
Accounts payable - related party	157,330	70,000
Notes payable	113,783	50,000
Total current liabilities	301,868	136,459
Total liabilities	301,868	136,459

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' equity:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of December 31, 2022 and December 31, 2021	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(530,887)	(351,073)
Total stockholders’ equity	(270,247)	(90,433)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,621	$46,026

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenue	$29,471	$8,518

Expenses
Oil & Gas production costs	17,378	23,571
Selling, general and administrative expenses	187,862	243,354
Loss from operations	(175,769)	(258,407)

Other income	587	–
Interest expense	(4,632)	(1,243)

Net loss	$(179,814)	$(259,650)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	45,992,100	44,762,210

The accompanying notes are an integral part of these financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2020	44,000,100	$44,000	$117,040	$(91,423)	$69,617

Proceeds from sale of common stock for cash	1,992,000	1,992	97,608	–	99,600

Net loss	–	–	–	(259,650)	(259,650)

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Net loss	–	–	–	(179,814)	(179,814)

Balance at December 31, 2022	45,992,100	$45,992	$214,648	$(530,887)	$(270,247)

The accompanying notes are an integral part of these financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flow from operating activities:
Net loss	$(179,814)	$(259,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid assets	688	6,800
Accounts payable and accrued liabilities	21,973	10,900
Accounts payable, related party	79,653	70,000
Net cash provided by (used in) operating activities	(77,500)	(171,950)

Cash flow from financing activities:
Proceeds from equity issuance	–	99,600
Proceeds from related party notes payable	63,783	50,000
Net cash provided by financing activities	63,783	149,600

NET CHANGE IN CASH	(13,717)	(22,350)
CASH AT BEGINNING OF PERIOD	24,826	47,176
CASH AT END OF PERIOD	$11,109	$24,826

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$7,677	$–

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, generated negative cash flows from operations since inception and as of December 31, 2022, has an accumulated deficit of $530,887. Due to these conditions, it raised substantial doubt about its ability to continue as a going concern. Management intends to finance operating costs over the next twelve months with loans or the sale of equity. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2022, there were no dilutive instruments outstanding.

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

The Company’s sales are all of similar nature, and based in the same geographic area. As such, no further disaggregation of revenue is presented.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of December 31, 2022, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. The Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 4.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

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

Concentration of Risk

The Company maintains its cash accounts in a commercial bank located in the United States. At December 31, 2022, the full amount is insured by the Federal Deposit Insurance Corporation.

Income Taxes

Deferred taxes are determined utilizing the "asset and liability" method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the underlying asset or liability or if not directly related to an asset or liability based on the expected reversal dates of the specific temporary differences.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In April 2021, U.S. Oil & Gas Royalty Trust, LLC, an entity controlled by the Company’s two directors, assigned the judgement receivable to the Company in exchange for no consideration. The receivable has a full allowance recognized, based on management’s estimate of the low likelihood of collection.

In May 2021, Joachim Haas, the chairman of the Board of Directors of the Company, assigned to the Company his 10% overriding royalty interest in certain wells in which the Company holds existing royalty and working interests for no consideration.

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of December 31, 2022 and 2021 the accrued interest on the note is $4,993 and $1,243, receptively.

On March 2, 2022, the Company received a related party loan from Nexus Network FZCO, a related party, for a total of $30,803 of cash proceeds. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of December 31, 2022 the accrued interest on the note is $766.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of December 31, 2022 the accrued interest on the note is $76.

On December 2, 2022, the Company received a related party loan from Estathios Kasapidis, a related party, for a total of $9,980. The loan bears interest at 5% per annum, is unsecured, and due on December 31, 2023. As of December 31, 2022 the accrued interest on the note is $40.

During the year ended December 31, 2022, the Company incurred consulting fees from the Company’s former CEO of $23,000. As of December 31, 2022 and December 31, 2021, the Company owed $94,261 and $70,000, respectively, to the former CEO.

During the year ended 2022, the Company’s CFO charged the Company a total of $39,155 for consulting services rendered and related expenses. A total of $7,677 of outstanding payables were paid by the CFO and a shareholder on behalf of the Company. As of December 31, 2022, the Company owes $12,000 to its current CEO and Chairman, Joachim Haas and $51,069 to its CFO, Achim Weber. These balances are included in Accounts Payable, related parties on the Company’s balance sheet.

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

During the year ended December 31, 2021, the Company sold 1,500,000 shares of common stock to Nowea Energy, Inc. for cash proceeds of $75,000, and sold 492,000 shares of common stock to investors for cash proceeds of $24,600.

NOTE 6 – INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Income tax benefit computed at the statutory rate	$(38,000)	$(55,000)
Change in valuation allowance	38,000	55,000
Provision for income taxes	$–	$–

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Deferred income tax assets
Net losses carried forward	$97,000	$74,000
Valuation allowance	(97,000)	(74,000)
Net deferred income tax asset	$–	$–

The Company’s tax years from to 2020 onward are currently remain open and subject to examination by federal tax authorities. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future. The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements. The Company's cumulative net operating loss carry forward of approximately $360,000 that will be carried forward to offset future taxable income.

NOTE 7 – CONTINGENCIES

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

The Company is not aware of any environmental claims existing as of December 31, 2022. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

NOTE 8– SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date of December 31, 2022 and up through April __, 2022, which is the date that these financial statements are available to be issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

Item 9.	Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses in 2023 including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identity of directors, executive officers and significant employees

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joachim Haas	2022	12,000	–	–	–	–	–	–	12,000
CEO	2021	–	–	–	–	–	–	–	–

Achim Weber	2022	17,100	–	–	–	–	–	19,619	36,719
CFO	2021	–	–	–	–	–	–	–	–

James Timothy White	2022	–	–	–	–	–	–	–	–
Former PEO	2021	120,000	–	–	–	–	–	–	120,000

Joachim Haas, our President and current Chief Executive Officer (PEO) will be paid twelve thousand dollars ($12,000) per year beginning in 2022, and Achim Weber, our Chief Financial Officer (Principal Financial Officer or “PFO”) will be paid thirty thousand dollars ($30,000) per year beginning July 01, 2022. Joachim Haas and Achim Weber are owed $12,000 and 27,219 related to compensation from 2022

James Timothy White, the former Chief Executive Officer (Principal Executive Officer or “PEO”), was to be paid one hundred twenty thousand dollars ($120,000) per year in 2021. James Timothy White is currently owed ninety thousand dollars ($90,000) in compensation for work between June, 2021 and February, 2022. Mr. White resigned in February 2022.

We do not owe any other compensation to our executive officers or directors. There are no other arrangements or employment agreements with our executive officer or directors pursuant to which they will be compensated now or in the future for any services provided as an executive officer, and we do not anticipate entering into any other such arrangements or agreements with them in the foreseeable future.

Outstanding Equity Awards

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2022, and through the date of this filing.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers other than the employment of our CEO, President, and CFO. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o ENERGIEINVESTING.COM INC.

The percentage ownership information shown in the table below is calculated based on 45,992,100 shares of our common stock issued and outstanding as of April 10, 2022. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class of Beneficial Ownership	Name & Address of Beneficial Owner	Amount and Nature	Percentage of Class
Common Stock	Joachim Haas, CEO, President and Director* 601 S Fremont Ave, Tampa, FL 33606	45,502,100 (Direct)	98.93%
Common Stock	Achim Weber, CFO** 601 S Fremont Ave, Tampa, FL 33606	22,000 (Direct)	0%

All officers and directors as a group		0	98.93%

*	Joachim Haas owns 2,000 shares individually and is the CEO of Nowea Energy Inc., holder of 45,500,100 shares, and exercises direct control over its investment decisions. Haas holds an approximately 21% equity stake in Nowea Energy Inc.
**	Achim Weber owns 2,000 shares individually and is the managing member of Harpazo Family LLC, holder of 20,000 shares of EnergieInvesting.com. Weber holds an approximately 2% equity stake in Harpazo Family LLC.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In April 2021, U.S. Oil & Gas Royalty Trust, LLC assigned the judgment receivable to the Company in exchange for no consideration. The receivable has a full allowance recognized, based on management’s estimate of the low likelihood of collection.

In May 2021, Joachim Haas, the chairman of the Board of Directors of the Company, assigned to the Company his 10% overriding royalty interest in certain wells in which the Company holds existing royalty and working interests for no consideration.

As at December 31, 2021 the Company received a related party loan from US Oil & Gas Royalty Trust, LLC for a total of $50,000. The loan bears interest at 7.5% interest per annum is unsecured and due on demand.

On March 2, 2022 the company received a related party loan from Nexus Network FZCO for a total of $30,801. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of December 31, 2022 the accrued interest on the note is $76.

On December 2, 2022, the Company received a related party loan from Estathios Kasapidis, a related party, for a total of $9,980. The loan bears interest at 5% per annum, is unsecured, and due on December 31, 2023. As of December 31, 2022 the accrued interest on the note is $40.

During the year ended December 31, 2022, the Company incurred consulting fees from the Company’s former CEO of $23,000. As of December 31, 2022 and December 31, 2021, the Company owed $94,261 and $70,000, respectively, to the former CEO.

During the year ended 2022, the Company’s CFO charged the Company a total of $36,719 for consulting services rendered and related expenses. A total of $7,677 of outstanding payables were paid by the CFO and a shareholder on behalf of the Company. As of December 31, 2022, the Company owes $12,000 to its current CEO and Chairman, Joachim Haas and $43,569 to its CFO, Achim Weber. These balances are included in Accounts Payable, related parties on the Company’s balance sheet.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for professional services by BF Borgers CPA PC during 2022 and 2021 were as follows:

	2022	2021

Audit Fees	$12,200	$15,000
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–

Audit Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for professional services rendered by BF Borgers CPA PC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by BF Borgers CPA PC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for assurance and related services rendered by BF Borgers CPA PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for tax compliance services rendered by BF Borgers CPA PC.

All Other Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for products and services provided by BF Borgers CPA PC, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by BF Borgers CPA PC that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on BF Borgers CPA PC’s engagement to audit the Company’s financial statements for the years ended December 31, 2022 and December 31, 2021 were attributed to work performed by persons other than BF Borgers CPA PC’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energieinvesting.com, Inc.

Date:	April 14, 2023
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	April 14, 2023
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

