Form 10-Q
period 2023-06-30
EnergieInvesting.com Inc.
filed 2023-08-14
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41714

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

As of August 14, 2023, there were 45,992,100 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

EnergieInvesting.com, Inc.

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$1,821	$11,109
Prepaid expense	–	512
Total current assets	1,821	11,621

Other assets	20,000	20,000

Total assets	$21,821	$31,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$24,598	$30,755
Accounts payable - related party	194,860	157,330
Notes payable – related party	152,076	113,783
Total current liabilities	371,534	301,868
Total liabilities	371,534	301,868

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of June 30, 2023 and December 31, 2022	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(610,353)	(530,887)
Total stockholders’ deficit	(349,713)	(270,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,821	$31,621

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Revenue	$2,063	$11,026	$5,927	$13,373

Expenses
Oil & Gas production costs	4,875	3,875	9,178	8,350
Selling, general and administrative expenses	37,583	30,771	72,848	88,322
Loss from operations	(40,395)	(23,620)	(76,099)	(83,299)

Other income	–	–	–	587
Interest expense	(1,693)	(935)	(3,367)	(1,860)

Net loss	$(42,088)	$(24,555)	$(79,466)	$(84,572)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share – basic	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding – basic	45,992,100	45,992,100	45,992,100	45,992,100
Weighted average common shares outstanding – diluted	45,992,100	45,992,100	45,992,100	45,992,100

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2022	45,992,100	$45,992	$214,648	$(530,887)	$(270,247)

Net loss	–	–	–	(37,378)	(37,378)

Balance at March 31, 2023	45,992,100	45,992	214,648	(568,265)	(307,625)

Net loss	–	–	–	(42,088)	(42,088)

Balance at June 30, 2023	45,992,100	$45,992	$214,648	$(610,353)	$(349,713)

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Net loss	–	–	–	(60,017)	(60,017)

Balance at March 31, 2022	45,992,100	$45,992	$214,648	$(411,090)	$(150,450)

Net loss	–	–	–	(24,555)	(24,555)

Balance at June 30, 2022	45,992,100	$45,992	$214,648	$(433,645)	$(175,005)

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flow from operating activities:
Net loss	$(79,466)	$(84,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Prepaid assets	512	(1,447)
Accounts payable and accrued liabilities	22,832	(7,265)
Accounts payable, related party	36,041	32,361
Net cash provided by (used in) operating activities	(20,081)	(60,923)

Cash flow from investing activities:
Purchase of oil and gas properties	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Proceeds from related party notes payable	10,793	53,803
Net cash provided by financing activities	10,793	53,803

NET CHANGE IN CASH	(9,288)	(7,120)
CASH AT BEGINNING OF PERIOD	11,109	24,826
CASH AT END OF PERIOD	$1,821	$17,706

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$28,989	$–

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2023, there were no dilutive instruments outstanding.

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of June 30, 2023, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs

Related Parties

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of June 30, 2023 the accrued interest on the note is $6,853.

On March 2, 2022, the Company received a related party loan from Nexus Network FZCO, a related party, for a total of $30,803 of cash proceeds. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of June 30, 2023 the accrued interest on the note is $1,911.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of June 30, 2023 the accrued interest on the note is $190.

On December 2, 2022, the Company received a related party loan from Estathios Kasapidis, a related party, for a total of $9,980. The loan bears interest at 5% per annum, is unsecured, and due on December 31, 2023. During the six months ended June 30, 2023, an additional amount of $27,500 was advanced under the same terms. As of June 30, 2023 the accrued interest on the note is $288.

On June 13, 2023, the Company received a related party loan from Thomas Hoeder, a related party, for a total of 10,000 Euros, equivalent to $10,793 on the date of the transaction. The loan is non-interest bearing, is unsecured, and due on December 31, 2023.

As of June 30, 2023 and December 31, 2022, the Company owed $94,261, to the former CEO. During the six months ended June 30, 2023, the Company’s CEO and CFO charged the Company a total of $9,000 and $15,000 for consulting services rendered and related expenses. A total of $6,544 of expenses were paid by the CEO on behalf of the Company. As of June 30, 2023, the Company owes $23,716 to its current CEO and Chairman, Joachim Haas, and $67,641 to its CFO, Achim Weber. These balances are included in Accounts Payable, related parties on the Company’s balance sheet.

NOTE 5 – STOCKHOLDERS’ EQUITY

At inception, the Company was authorized to issue up to 100 shares of common stock with a par value of $0.001. In February 2021, The Company increased the authorized common shares to 1,000,000,000. As of June 30, 2023, 45,992,100 shares are issued and outstanding.

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

The Company is not aware of any environmental claims existing as of June 30, 2023. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of EnergieInvesting.com, Inc, for the six months ended June 30, 2023 and 2022. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Form 10-K as filed with the United States Securities and Exchange Commission on April 14, 2023.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

The Company recognized revenue of $2,063 during the three months ended June 30, 2023 compared to $11,026 during the three months ended June 30, 2022.

Oil & Gas Production Expenses

Total oil and gas production expenses were $4,875 for the three months ended June 30, 2023 as compared to $3,875 for the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $37,583 for the three months ended June 30, 2023 as compared to $30,771 for the three months ended June 30, 2022. The increase is primarily due to increased consulting and professional fees costs.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

The Company recognized revenue of $5,927 during the six months ended June 30, 2023 compared to $13,373 during the six months ended June 30, 2022.

Oil & Gas Production Expenses

Total oil and gas production expenses were $9,178 for the six months ended June 30, 2023 as compared to $8,350 for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $72,848 for the Six months ended June 30, 2023 as compared to $88,322 for the Six months ended June 30, 2022. The decrease is primarily due to decreased consulting and professional fees costs.

Liquidity and Capital Resources

Through June 30, 2023, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Cash Flows From Operating Activities

Net cash used in operating activities was approximately $20,081 and $60,923 for the six months ended June 30, 2023 and 2022, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $10,793 for the six months ended June 30, 2023, due to proceeds from a related party note payable.. During the six months ended June 30, 2022, net cash provided by financing activities was $53,803, due to proceeds from a related party note payable.

Going Concern Qualification

We have a history of losses, an accumulated deficit of $610,353 as of June 30, 2023, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2022 and 2021. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

As of June 30, 2023, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At June 30, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Energieinvesting.com, Inc.

Date:	August 14, 2023
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	August 14, 2023
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

