Form 10-Q
period 2023-09-30
EnergieInvesting.com Inc.
filed 2023-11-21
CIK 1901056

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 45,992,100 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

EnergieInvesting.com, Inc.

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$4,473	$11,109
Prepaid expense	–	512
Total current assets	4,473	11,621

Other assets	20,000	20,000

Total assets	$24,473	$31,621

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$23,102	$30,755
Accounts payable - related party	211,527	157,330
Advances payable	18,565	–
Notes payable – related party	152,076	113,783
Total current liabilities	405,270	301,868
Total liabilities	405,270	301,868

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders' deficit:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 45,992,100 shares issued and outstanding as of September 30, 2023 and December 31, 2022	45,992	45,992
Additional Paid in Capital	214,648	214,648
Accumulated deficit	(641,437)	(530,887)
Total stockholders’ deficit	(380,797)	(270,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,473	$31,621

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Revenue	$10,434	$–	$16,361	$13,373

Expenses
Oil & Gas production costs	5,997	4,452	15,175	12,802
Selling, general and administrative expenses	33,810	52,180	106,658	140,502
Loss from operations	(29,373)	(56,632)	(105,472)	(139,931)

Other income	–	–	–	587
Interest expense	(1,711)	(1,147)	(5,078)	(3,007)

Net loss	$(31,084)	$(57,779)	$(110,550)	$(142,351)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share – diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding – basic	45,992,100	45,992,100	45,992,100	45,992,100
Weighted average common shares outstanding – diluted	45,992,100	45,992,100	45,992,100	45,992,100

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common stock		Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2022	45,992,100	$45,992	$214,648	$(530,887)	$(270,247)

Net loss	–	–	–	(37,378)	(37,378)

Balance at March 31, 2023	45,992,100	45,992	214,648	(568,265)	(307,625)

Net loss	–	–	–	(42,088)	(42,088)

Balance at June 30, 2023	45,992,100	45,992	214,648	(610,353)	(349,713)

Net loss	–	–	–	(31,084)	(31,084)

Balance at September 30, 2023	45,992,100	$45,992	$214,648	$(641,437)	$(380,797)

Balance at December 31, 2021	45,992,100	$45,992	$214,648	$(351,073)	$(90,433)

Net loss	–	–	–	(60,017)	(60,017)

Balance at March 31, 2022	45,992,100	$45,992	$214,648	$(411,090)	$(150,450)

Net loss	–	–	–	(24,555)	(24,555)

Balance at June 30, 2022	45,992,100	45,992	214,648	(433,645)	(175,005)

Net loss	–	–	–	(57,779)	(57,779)

Balance at September 30, 2022	45,992,100	$45,992	$214,648	$(493,424)	$(232,784)

The accompanying notes are an integral part of these unaudited financial statements.

EnergieInvesting.com, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flow from operating activities:
Net loss	$(110,550)	$(142,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Prepaid assets	512	(380)
Accounts payable and accrued liabilities	39,901	9,187
Accounts payable, related party	52,708	71,153
Net cash provided by (used in) operating activities	(17,429)	(62,391)

Cash flow from investing activities:
Purchase of oil and gas properties	–	–
Net cash used by investing activities	–	–

Cash flow from financing activities:
Proceeds from related party notes payable	10,793	53,803
Net cash provided by financing activities	10,793	53,803

NET CHANGE IN CASH	(6,636)	(8,588)
CASH AT BEGINNING OF PERIOD	11,109	24,826
CASH AT END OF PERIOD	$4,473	$16,238

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Expenses paid by related party	$28,989	$7,677
Expenses paid by unrelated third party	$18,565	$–

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2023, there were no dilutive instruments outstanding.

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. As of September 30, 2023, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. the Company assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment the Company performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs. Acquisition and development costs for unproven reserves are expensed as incurred to oil and gas production costs

Related Parties

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

In March 2021, the Company filed a lawsuit against certain working interest partners on its various wells in order to obtain their working interests based on the previous owner of the leases overselling working interests to various parties. In July 2021, the Company entered into a settlement with certain of these owners to assign their interests to the Company in exchange for dropping the lawsuit. In January 2022, the Company received a summary judgement in its favor for the remaining working interests. During the nine months ended September 30, 2022, the Company received $587 as part of this settlement from one of the former working interest holders, which is included in Other Income in the Company’s statement of operations.

In May 2021, Joachim Haas, the chairman of the Board of Directors of the Company assigned to the Company his 10% overriding royalty interest in certain wells in which the Company holds existing royalty and working interests for no consideration.

NOTE 4 – RELATED PARTY TRANSACTIONS

In July 2021, the Company entered into a note payable with U.S Oil & Gas Royalty Trust whereby the Company received $50,000 of cash proceeds. The note is due on demand and bears interest at 7.5% per annum beginning September 1, 2021. As of September 30, 2023 the accrued interest on the note is $7,798.

On March 2, 2022, the Company received a related party loan from Nexus Network FZCO, a related party, for a total of $30,803 of cash proceeds. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of September 30, 2023 the accrued interest on the note is $2,494.

On April 18, 2022, the Company received a related party loan from Joachim Haas for a total of $23,000. The loan bears interest at 1% per annum commencing on September 1, 2022, is unsecured, and due on demand. As of September 30, 2023 the accrued interest on the note is $248.

On December 2, 2022, the Company received a related party loan from Estathios Kasapidis, a related party, for a total of $9,980. The loan bears interest at 5% per annum, is unsecured, and due on December 31, 2023. During the nine months ended September 30, 2023, an additional amount of $27,500 was advanced under the same terms. As of September 30, 2023 the accrued interest on the note is $759.

On June 13, 2023, the Company received a related party loan from Thomas Hoeder, a related party, for a total of 10,000 Euros, equivalent to $10,793 on the date of the transaction. The loan is non-interest bearing, is unsecured, and due on December 31, 2023.

As of September 30, 2023 and December 31, 2022, the Company owed $94,261, to the former CEO. During the nine months ended September 30, 2023, the Company’s CEO and CFO charged the Company a total of $9,000 and $22,500 for consulting services rendered and related expenses. A total of $6,544 of expenses were paid by the CEO on behalf of the Company. As of September 30, 2023, the Company owes $32,216 to its current CEO and Chairman, Joachim Haas, and $72,608 to its CFO, Achim Weber. These balances are included in Accounts Payable, related parties on the Company’s balance sheet.

NOTE 5 – ADVANCES PAYABLE

During the nine months ended September 30, 2023, $18,565 of company expenses were paid by the Company’s escrow attorney on behalf of the Company. These advances are unsecured and due on demand. As of September 30, 2023, the balance of the advances owed was $18,565.

NOTE 6 – STOCKHOLDERS’ EQUITY

At inception, the Company was authorized to issue up to 100 shares of common stock with a par value of $0.001. In February 2021, The Company increased the authorized common shares to 1,000,000,000. As of September 30, 2023, 45,992,100 shares are issued and outstanding.

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

The Company is not aware of any environmental claims existing as of September 30, 2023. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental issues will not be discovered on the Company’s oil and gas properties.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of EnergieInvesting.com, Inc, for the nine months ended September 30, 2023 and 2022. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Form 10-K as filed with the United States Securities and Exchange Commission on April 14, 2023.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

The Company recognized revenue of $10,434 during the three months ended September 30, 2023 compared to $0 during the three months ended September 30, 2022.

Oil & Gas Production Expenses

Total oil and gas production expenses were $5,997 for the three months ended September 30, 2023 as compared to $4,452 for the three months ended September 30, 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $31,084 for the three months ended September 30, 2023 as compared to $52,180 for the three months ended September 30, 2022. The increase is primarily due to increased consulting and professional fees costs.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

The Company recognized revenue of $16,361 during the nine months ended September 30, 2023 compared to $13,373 during the nine months ended September 30, 2022.

Oil & Gas Production Expenses

Total oil and gas production expenses were $15,175 for the nine months ended September 30, 2023 as compared to $12,802 for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses were $106,658 for the nine months ended September 30, 2023 as compared to $140,502 for the nine months ended September 30, 2022. The decrease is primarily due to decreased consulting and professional fees costs.

Liquidity and Capital Resources

Through September 30, 2023, the Company’s principal sources funds are investments from a single shareholder. The Company would need to raise additional capital in order to meet its business plan. Management intends to secure additional funds using borrowing or the further sale of securities to accredited investors in the future. There is no assurance that we may secure funding, or whether it can do so on terms acceptable to us, or at all, and its liquidity would be severely compromised.

Cash Flow Information

The following summarizes cash flow information for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cash Flows From Operating Activities

Net cash used in operating activities was approximately $17,429 and $62,391 for the nine months ended September 30, 2023 and 2022, respectively, and mainly included property development and maintenance costs, officer compensation, and professional fees to our consultants, attorneys and accountants.

Cash Flows From Financing Activities

Net cash provided by financing activities was $10,793 for the nine months ended September 30, 2023, due to proceeds from a related party note payable. During the nine months ended September 30, 2022, net cash provided by financing activities was $53,803, due to proceeds from a related party note payable.

Going Concern Qualification

We have a history of losses, an accumulated deficit of $641,437 as of September 30, 2023, historical negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2022 and 2021. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

As of September 30, 2023, the Company’s oil and gas leases are unproved and, as such, no depletion expense has been recorded for the periods then ended.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At September 30, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

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

Energieinvesting.com, Inc.

Date:	November 20, 2023
		By:	/s/ Joachim Haas
Joachim Haas
President, Chief Executive Officer
(Principal Executive Officer)

Energieinvesting.com, Inc.

Date:	November 20, 2023
		By:	/s/ Achim Weber
Achim Weber
Chief Financial Officer
(Principal Financial Officer)

